Form 10-K
WAMU MORTGAGE PASS THROUGH CERTIFICATES SERIES 2002-S4
filed 2003-03-31
CIK 1174300

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                          FORM 10-K



                            Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-77054-08

Credit Suisse First Boston Mortgage Securities Corp.
(Exact name of registrant as specified in its charter)

Delaware                                  13-3320910
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

11 Madison Avenue
New York, New York                                      10010
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:            212-325-2000

WaMu Mortgage Backed Pass Through Certificates
Series 2002-S4
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              X - Yes       No


                                    PART I

Item 1.  Business

              Not applicable.

Item 2.  Properties

              Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

              There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
              There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
              There is no established public trading market for the notes.

              There were less than 300 participants in the DTC system.

Item 6.  Selected Financial Data.

              Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

              Not applicable.

Item 8.  Financial Statements and Supplementary Data.

              Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

              Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

              Not applicable.

Item 11.  Executive Compensation

              Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

              Not applicable.

Item 13.  Certain Relationships and Related Transactions.

              Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a) 1.  Not Applicable
                    2.  Not Applicable
                    3.  Exhibits
                         99.1  Annual Summary Statement
                         99.2  Annual Statement as to Compliance.
                         99.3  Annual Independent Accountants
                         99.4  Report of Management

              (b)   Reports on Form 8-K
              The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
               June 19, 2002;  July 19, 2002;
              August 19, 2002;  September 19, 2002, October 21, 2002;
              November 19, 2002;  December 19, 2002

              (c)    See (a) 3 above

              (d)    Not Applicable



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WaMu Mortgage Backed Pass Through Certificates
Series 2002-S4

              /s/  ___Barbara Grosse________

              Name:   Barbara Grosse

              Company: Bank One, N.A.

		  Title:  Vice President




Date:  March 31, 2003


Sarbanes-Oxley Certification

I, _______Barbara Grosse________________, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of WaMu Mortgage Backed Pass Through Certificates
Series 2002-S4

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
Washington Mutual Bank, FA, as Servicer




Date:                       ___March 31, 2003___________

Signature:              /s/ ___Barbara Grosse___________

Company:                    ___Bank One, NA_____________

Title:                      ___Vice President___________


                            EXHIBIT INDEX

              Exhibit NumberDescription
                       99.1 Annual Summary Statement
                       99.2 Annual Statement of Compliance
                       99.3 Report of Independent Accountants
                       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

              WaMu Mortgage Backed Pass Through Certificates
              Series 2002-S4

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY

    Class        Beg Bal         Prin          Int
Class A-1         129771000      52534894       4253444
Class A-2          18030000             0        683442
Class A-3           5787000             0        219361
Class A-4          32160836             0       1219082
Class A-5          98832000       3254038       3162475
Class A-6          15204923        500621        574995
Class A-7          65037000      65037000       1564008
Class A-8          16598000             0        629160
Class A-9           9963000       3539276        377655
Class A-10          3303000             0        125203
Class X            14052566       5107209        468760
Class P              540501         79256             0
Class B-1           2700666         21150        102026
Class B-2           1157429          9064         43726
Class B-3            771619          6043         29150
Class B-4            385810          3021         14575
Class B-5            385809          3021         14575
Class B-6            385810          3021         14575
Class A-R                50            50             1

                   PPIS       Prin Loss      End Bal
Class A-1              1128             0      77236106
Class A-2               196             0      18030000
Class A-3                63             0       5787000
Class A-4               350             0      32160836
Class A-5               903             0      95577962
Class A-6               164             0      14704302
Class A-7               327             0             0
Class A-8               180             0      16598000
Class A-9               108             0       6423724
Class A-10               36             0       3303000
Class X                 125             0       8945357
Class P                   0             0        461245
Class B-1                29             0       2679516
Class B-2                13             0       1148365
Class B-3                 8             0        765576
Class B-4                 4             0        382789
Class B-5                 4             0        382788
Class B-6                 4             0        382789
Class A-R                 0             0             0



Class              Beg           Prin
Class A-1          1000.0000      404.8277
Class A-2          1000.0000        0.0000
Class A-3          1000.0000        0.0000
Class A-4          1000.0000        0.0000
Class A-5          1000.0000       32.9249
Class A-6          1000.0000       32.9249
Class A-7          1000.0000     1000.0000
Class A-8          1000.0000        0.0000
Class A-9          1000.0000      355.2420
Class A-10         1000.0000        0.0000
Class X            1000.0000      363.4361
Class P            1000.0000      146.6340
Class B-1          1000.0000        7.8315
Class B-2          1000.0000        7.8315
Class B-3          1000.0000        7.8315
Class B-4          1000.0000        7.8314
Class B-5          1000.0000        7.8314
Class B-6          1000.0000        7.8307
Class A-R          1000.0000     1000.0000



                   Int           End         Int Rate
Class A-1            32.7765      595.1723        0.0650
Class A-2            37.9058     1000.0000        0.0650
Class A-3            37.9058     1000.0000        0.0650
Class A-4            37.9058     1000.0000        0.0650
Class A-5            31.9985      967.0751        0.0550
Class A-6            37.8164      967.0751        0.0650
Class A-7            24.0480        0.0000        0.0650
Class A-8            37.9058     1000.0000        0.0650
Class A-9            37.9058      644.7580        0.0650
Class A-10           37.9058     1000.0000        0.0650
Class X              33.3576      636.5639        0.0650
Class P               0.0000      853.3660        0.0000
Class B-1            37.7782      992.1685        0.0650
Class B-2            37.7782      992.1685        0.0650
Class B-3            37.7783      992.1685        0.0650
Class B-4            37.7782      992.1686        0.0650
Class B-5            37.7783      992.1686        0.0650
Class B-6            37.7783      992.1693        0.0650
Class A-R            16.8000        0.0000        0.0650

              **Reimbursement Information not provided by Servicer** i,ii,v,ix) Monthly Advances
                   Prin          Int           Tot          Unreim
                      159797        740434        900231

iii)  Num and agg Stated Prin Bal of the Mortg Loans
               Num of Loans      End           Prin       Prin Prep
                         754     261319695       2705071     121784765


iv) Serv Fees                                                   501934



vi) Del Info for all Mortg Loans

30-59                                   7       2488587
60-89                                   1        253067
90+                                     1        444410

vi)Foreclosures
Count                     0
Balance                   0


vii)REOs
Count                     0
Balance                   0

Bankruptcies
Count                     2
Balance              526348



x) Tax on prohibited transactions (Section 860F of the Code)
              Provided on the Trust Tax Return
xiii)  Num and agg Stated Prin Bal of Subs and Purchases
Number
of Subs                                   0

Prin Bal
of Subs                                   0

Num
of Purchases                              0

Purchase Price                            0

xi,xvi) Cumulative Interest Shortfalls
xvii)   Realized Losses:
                            Class A-1                  0
                            Class A-2                  0
                            Class A-3                  0
                            Class A-4                  0
                            Class A-5                  0
                            Class A-6                  0
                            Class A-7                  0
                            Class A-8                  0
                            Class A-9                  0
                            Class A-10                 0
                            Class X                    0
                            Class B-1                  0
                            Class B-2                  0
                            Class B-3                  0
                            Class B-4                  0
                            Class B-5                  0
                            Class B-6                  0
                            Class A-R                  0
                            Total                      0

xvii)   Realized Losses:
                            Current                   0
                            Cumulative                0
                            Prior 3 Years             0


Gross Coupon      6.9634740%
Net Coupon        6.7134734%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE

	Reference is hereby made to WaMu Mortgage-Backed Pass-Through Certificates, Series 2002-S4 (the "Securitization"). Washington Mutual Bank, FA (the "Servicer") services the mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of the certain Third Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 (the "Servicing Agreement") by and among Credit Suisse First Boston Mortgage Securities Corp., as depositor, the Servicer, as seller and servicer, and Bank One, National Association, as trustee (the "Trustee"). Capitalized terms used herein but not defined shall have the meanings assigned to them in the Servicing Agreement.

	I, Anthony T. Meola, an authorized officer of the Servicer, certify pursuant to Section 3.19 of the Servicing Agreement with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of its performance under the Servicing Agreement has been made under my supervision; and

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year.

3. The Servicer does not utilize sub-servicers in the servicing of the Mortgage Loans.

DATED as of March 31, 2003

						/s/	Anthony T. Meola

						Name:	Anthony T. Meola
						Title: Executive Vice President







       EXHIBIT 99.3 -- Report of Independent Auditors

Deloitte
& Touche

INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries'(the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December
31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards.
 Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December
 31, 2002, is fairly stated, in all material respects.

/s/	Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu


	EXHIBIT 99.4 -- Report of Management

	Washington Mutual

As of and for the year ended December 31, 2002, Washington Mutual, Inc and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of
 America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.


/s/	Craig S. Davis
	Craig S. Davis
	President
	Home Loans & Insurance Services Group


/s/	Anthony T. Meola
	Executive Vice President
	Home Loans & Insurance Services Group

	February 18, 2003